Form 10-K405
period 1997-12-31
FIRST BANK CORPORATE CARD MASTER TRUST
filed 1998-05-28
CIK 1010753

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

(Mark One)
/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to __________________.

Commission file number:  000-22781

Exact name of Registrant as specified in its charter:
     FIRST BANK CORPORATE CARD MASTER TRUST

State or other jurisdiction of incorporation or organization: Delaware

I.R.S. Employer Identification No.: 41-1881896

Address of principal executive offices:
4325 17th Avenue S.W.
Fargo, North Dakota  58103

Registrant's telephone number, including area code: (701) 461-3468

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
     Asset Backed Certificates, Series 1997-1, issued by First Bank Corporate Card Master Trust

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No
                                                ---       ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

PART I

Item 1.   BUSINESS.

          The sole business of First Bank Corporate Card Master Trust (the "Trust") is to hold the Receivables and to apply the proceeds thereof to make payments to the Certificateholders, as described in the Trust's Registration Statement on Form S-1 (File No. 333-01837).

Item 2.   PROPERTIES.

          Not applicable.

Item 3.   LEGAL PROCEEDINGS.

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          As of December 31, 1997, the Trust had three holders of record of the Series 1997-1 Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.   SELECTED FINANCIAL DATA.

          Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

          Not applicable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not applicable.

Item 11.  EXECUTIVE COMPENSATION.

          Not applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Not applicable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Not applicable.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The Independent Accountants' Servicing Report, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement dated as of February 1, 1997, among U.S. Bank National Association ND (formerly First Bank of South Dakota (National Association)), as Transferor, FBS Card Services, Inc., as Servicer, and Citibank, N.A., as Trustee, is filed herewith.

          (b) None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        FIRST BANK CORPORATE
                                        CARD MASTER TRUST

                                        By U.S. Bank National Association ND
                                        as Originator

Dated: May 28, 1998                By: /s/ David P. Grandstrand
                                       -------------------------------------
                                       David P. Grandstrand
                                       Senior Vice President
                                       and Treasurer

                                   EXHIBIT INDEX

ITEM
----

99.1 The Independent Accountants' Servicing Report, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement dated as of February 1, 1997, among U.S. Bank National Association ND (formerly First Bank of South Dakota (National Association)), as Transferor, FBS Card Services, Inc., as Servicer, and Citibank, N.A., as Trustee, is filed herewith.