Form 10-K405
period 1998-12-31
FIRST BANK CORPORATE CARD MASTER TRUST
filed 1999-05-21
CIK 1010753

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K
(Mark One)
/x/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

Commission file number: 000-22781

Exact name of Registrant as specified in its charter:
    FIRST BANK CORPORATE CARD MASTER TRUST

State or other jurisdiction of incorporation or organization: Delaware

I.R.S. Employer Identification No.: 41-1881896

Address of principle executive offices:
4325 17th Avenue S. W.
Fargo, North Dakota  58103

Registrant's telephone number, including area code: (701) 461-3468

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
   Asset Backed Certificates, Series 1997-1, issued by First Bank Corporate Card Master Trust

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_   No___

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

          As of December 31, 1998, the Trust had three holders of record of the Series 1997-1 Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The Independent Accountants' Servicing Report, delivered pursuant to Section 3.6 of the Pooling and Servicing Agreement dated as of February 1, 1997, among U.S. Bank National Association ND (formerly First Bank of South Dakota (National Association), as Transferor, FBS Card Services, Inc., as Servicer, and Citibank, N.A., as Trustee, is filed herewith.

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

                                        FIRST BANK CORPORATE
                                        CARD MASTER TRUST

                                        By U.S. Bank National Association ND
                                        as Originator


Dated: May 21, 1999                          By: /s/ David P. Grandstrand
                                                 ---------------------------
                                             David P. Grandstrand
                                             Senior Vice President
                                             and Treasurer

                                 EXHIBIT INDEX

ITEM

99.1      The Independent Accountants' Servicing Report, delivered pursuant to
          Section 3.6 of the Pooling and Servicing Agreement dated as of February 1, 1997, among U.S. Bank National Association ND (formerly First Bank of South Dakota (National Association)), as Transferor, FBS Card Services, Inc., as Servicer, and Citibank, N.A., as Trustee, is filed herewith.