Form 10-K405
period 1999-12-31
FIRST BANK CORPORATE CARD MASTER TRUST
filed 2000-06-02
CIK 1010753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/x / Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/


 PART I
Item 1.  BUSINESS.

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

         As of December 31, 1999, the Trust had three holders of record of the Series 1997-1 Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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


PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements:

1.       Annual Certificateholders' Statement and Schedule to
         Certificateholders' Statement (filed as Exhibit 99.1).

2.       The Independent Accountants' Servicing Report, delivered pursuant to
         Section 3.6 of the Pooling and Servicing Agreement dated as of February
         1, 1997, among U.S. Bank National Association ND (formerly First Bank of South Dakota (National Association), as Transferor, FBS Card
         Services, Inc., as Servicer, and Citibank, N.A., as Trustee, is filed herewith as exhibit 99.2.

         (b) Reports on Form 8-K:
The Trust has filed the following reports on Form 8-K since May 21, 1999:

1.       Form 8-K, dated June 30, 1999, attaching the Monthly Servicer's
         Certificate for the due period May 1 through May 31, 1999.

2.       Form 8-K, dated July 19, 1999, attaching the Monthly Servicer's
         Certificate for the due period June 1 through June 30, 1999.

3.       Form 8-K, dated August 18, 1999, attaching the Monthly Servicer's
         Certificate for the due period July 1 through July 31, 1999.

4.       Form 8-K, dated September 24, 1999, attaching the Monthly Servicer's
         Certificate for the due period August 1 through August 31, 1999.

5.       Form 8-K, dated October 19, 1999, attaching the Monthly Servicer's
         Certificate for the due period September 1 through September 30, 1999.

6.       Form 8-K, dated November 30, 1999, attaching the Monthly Servicer's
         Certificate for the due period October 1 through October 31, 1999.

7.       Form 8-K, dated December 16, 1999, attaching the Monthly Servicer's
         Certificate for the due period November 1 through November 30, 1999.

8.       Form 8-K, dated January 21, 2000, attaching the Monthly Servicer's
         Certificate for the due period December 1 through December 31, 1999.

9.       Form 8-K, dated February 18, 2000, attaching the Monthly Servicer's
         Certificate for the due period January 1 through January 31, 2000.

10.      Form 8-K, dated March 16, 2000, attaching the Monthly Servicer's
         Certificate for the due period February 1 through February 29, 2000.

11.      Form 8-K, dated April 18, 2000, attaching the Monthly Servicer's
         Certificate for the due period March 1 through March 31, 2000.

12.      Form 8-K, dated May 18, 2000, attaching the Monthly Servicer's
         Certificate for the due period April 1 through April 30, 2000.

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

                                            FIRST BANK CORPORATE
                                            CARD MASTER TRUST

                                            By U.S. Bank National Association ND
                                            as Originator

Dated: June 2, 2000                                By: /s/ David P. Grandstrand
                                                       ------------------------
                                                   David P. Grandstrand
                                                   Senior Vice President
                                                   and Treasurer

                                  EXHIBIT INDEX

ITEM
99.1     Annual Certificateholders' Statement and Schedule to
         Certificateholders' Statement

99.2     The Independent Accountants' Servicing Report, delivered pursuant to
         Section 3.6 of the Pooling and Servicing Agreement dated as of February
         1, 1997, among U.S. Bank National Association ND (formerly First Bank of South Dakota (National Association)), as Transferor, FBS Card
         Services, Inc., as Servicer, and Citibank, N.A., as Trustee, is filed herewith.