Form 10-K405
period 2000-12-31
FIRST BANK CORPORATE CARD MASTER TRUST
filed 2001-04-26
CIK 1010753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/x / Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

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

         As of December 31, 2000, the Trust had two holders of record of the Series 1997-1 Certificates, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

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

         (b)   Reports on Form 8-K:
The Trust has filed the following reports on Form 8-K since May 19, 2000:

1. Form 8-K, dated June 16, 2000, attaching the Monthly Servicer's Certificate for the due period May 1 through May 31, 2000.

2. Form 8-K, dated July 21, 2000, attaching the Monthly Servicer's Certificate for the due period June 1 through June 30, 2000.

3. Form 8-K, dated August 21, 2000, attaching the Monthly Servicer's Certificate for the due period July 1 through July 31, 2000.

4. Form 8-K, dated September 19, 2000, attaching the Monthly Servicer's Certificate for the due period August 1 through August 31, 2000.

5. Form 8-K, dated October 23, 2000, attaching the Monthly Servicer's Certificate for the due period September 1 through September 30, 2000.

6. Form 8-K, dated November 22, 2000, attaching the Monthly Servicer's Certificate for the due period October 1 through October 31, 2000.

7. Form 8-K, dated December 22, 2000, attaching the Monthly Servicer's Certificate for the due period November 1 through November 30, 2000.

8. Form 8-K, dated January 19, 2001, attaching the Monthly Servicer's Certificate for the due period December 1 through December 31, 2000.

9. Form 8-K, dated March 1, 2001, attaching the Monthly Servicer's Certificate for the due period January 1 through January 31, 2001.

10. Form 8-K, dated March 26, 2001, attaching the Monthly Servicer's Certificate for the due period February 1 through February 28, 2001.


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

                                      FIRST BANK CORPORATE
                                      CARD MASTER TRUST

                                      By U.S. Bank National Association ND
                                      as Originator

Dated: April 26, 2001                       By: /s/ Daryl Bible
                                                ---------------
                                            Daryl Bible
                                            Executive Vice President
                                            and Treasurer

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